Form 10-K
period 2025-12-31
Sequoia Mortgage Trust 2013-7
filed 2026-03-31
CIK 1576709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

		X (Except NOT 1122(d) (3)(i)(C))	X	X (Except NOT 1122(d) (3)(i)(C))	X (Except NOT 1122(d) (3)(i) (C))	X (Except NOT 1122(d) (3)(i)(C))

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X***	X**	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X	X***	X**	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.			X	X	X

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

***

The JPMorgan Chase Bank, N.A. Servicing Agreement indicates by “X” that JPMorgan Chase Bank, N.A. performs Reg AB Items 1122(d)(4)(i-ii). However, JPMorgan Chase Bank, N.A.’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by JPMorgan Chase Bank, N.A.. In this SEMT 2013-7 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to JPMorgan Chase Bank, N.A., are instead performed by CTCNA as custodian.

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

Date: March 30, 2026